Form 10-Q
period 2013-03-31
US-TH ENERGY SCIENCE & TECHNOLOGY INT'L, INC.
filed 2014-02-07
CIK 1546958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number : 333-181350

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

(Exact name of registrant as specified in its charter)

California	27-5416510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

699 Serramonte Blvd., Ste. 212, Daly City, CA	94015
(Address of principal executive offices)	(Zip Code)

(650) 530-0699

(Registrant’s telephone number, including area code)

Copies of Communications to:

Harold P. Gewerter, Esq.

Harold P. Gewerter, Esq. Ltd.

5536 S. Ft. Apache #102

Las Vegas, NV 89148

(702) 382-1714

Fax (702) 382-1759

E-mail: harold@gewerterlaw.com

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

The number of shares of Common Stock, $0.001 par value, outstanding on February 3, 2014 was 54,521,000  shares.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2013

Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4

Condensed Statement of Operations for the Three Months Ended March 31, 2013 and 2012 and the Period of August 6, 2010 (Inception) to March 31, 2013 (unaudited)	5

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and the Period of August 6, 2010 (Inception) to March 31, 2013 (unaudited)	6

Notes to Unaudited Financial Statements	7

US-TH ENERGY SCIENCE AND TECHNOLOGY INT'L,INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets
Cash	$155	$155
Total current assets	155	155

Total assets	$155	$155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,446	$3,621
Related party loans	2,758	1,358
Total current liabilities	6,204	4,979

Stockholders' deficit
Common stock, no par value; 250,000,000 shares authorized; 54,521,000 issued and outstanding	81,781	81,781
Deficit accumulated during development stage	(87,830)	(86,605)
Total stockholders' deficit	(6,049)	(4,824)

Total liabilities and stockholders' deficit	$155	$155

See accompanying notes to unaudited financial statements.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Three months ended March 31,		Period from August 6, 2010 (Inception) to March 31, 2013
	2013	2012
Revenue	$-	$-	$-

Operating expenses
General and administrative	1,225	13,590	66,798
Total operating expenses	1,225	13,590	66,798

Loss from operations	(1,225)	(13,590)	(66,798)

Other expense
Interest expense	-	-	100
Total other expense	-	-	(100)

Income tax	-	-	(1,700)

Net loss	$(1,225)	$(13,590)	$(68,598)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	54,521,000	54,874,198

See accompanying notes to unaudited financial statements.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31,		Period from August 6, 2010 (Inception) to March 31, 2013
	2013	2012
Cash flows from operating activities
Net loss	$(1,225)	$(13,590)	$(68,598)
Changes in operating liabilities:
Accounts payable	(175)	2,500	3,446
Net cash used in operating activities	(1,400)	(11,090)	(65,152)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	1,400	-	2,758
Dividends	-	-	(19,232)
Proceeds from sale of stock	-	-	82,500
Redemption of common shares	-	(719)	(719)
Net cash provided by financing activities	1,400	(719)	65,307

Net change in cash	-	(11,809)	155
Cash at beginning of period	155	18,338	-
Cash at end of period	$155	$6,529	$155

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

 (A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2013 (unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows March 31, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 financial statements.  The results of operations for the periods ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 – RELATED PARTY

During the period ended March 31, 2013, the Company advanced additional $1,400 loan from related parties. The advance from related parties is due on demand with no interest incurred. The balance was $2,758 and 1,358 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

•

our ability to diversify our operations;

•

inability to raise additional financing for working capital;

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•

our ability to attract key personnel;

•

our ability to operate profitably;

•

our ability to generate sufficient funds to operate the US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC. operations, upon completion of our acquisition;

•

deterioration in general or regional economic conditions;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•

changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•

the inability of management to effectively implement our strategies and business plan;

•

inability to achieve future sales levels or other operating results;

•

the unavailability of funds for capital expenditures;

•

other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “US-DADI”, “the Company”, and similar terms refer to US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Background

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2013 the Company had an accumulated deficit of $87,830. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company is currently contemplating an offering of its equity or debt securities to finance continuing operations. There are no agreements or arrangements currently in place or under negotiation to obtain such financing, and there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

RESULTS OF OPERATIONS

During the three months ended March 31, 2013, we generated revenue of $0. During the three months ended March 31, 2012, we generated revenue of $0.

Operating expenses during the three months ended March 31, 2013 were $1,225 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the three months ended March 31, 2012 were $13,590 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through March 31, 2013, and our accumulated deficit amounts to $87,830. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of March 31, 2013, we had $155 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2013 and the three months ending March 31, 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net cash used in operating activities	$(1,400)	$(11,090)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,400	(719)
Net increase (decrease) in Cash	-	(11,809)
Cash, beginning	155	18,338
Cash, ending	$155	$6,529

Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues.  Additionally we anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Operating activities

Net cash used in operating activities was $1,400 for the period ended March 31, 2013, as compared to $11,090 used in operating activities for the period ended March 31, 2012. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended March 31, 2013, as compared to $0 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2013 was $1,400 as compared to $(719) for the same period of 2012. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to expand our sales and marketing initiatives, increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

The risk factors listed in our 2012 Form 10-K on pages 5 to 10, filed with the Securities Exchange Commission on December 3, 2013, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

Date: February 5, 2014	By:	/s/ Jianping Kang
JIANPING KANG
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)