Form 10-K
period 2013-12-31
US-TH ENERGY SCIENCE & TECHNOLOGY INT'L, INC.
filed 2014-03-17
CIK 1546958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes      . No  X .

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

Yes      . No  X .

Revenue for the year ended Dec. 31, 2013 was $0.

The Company’s common stock, $.001 par value is not traded on any exchange.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of December 31, 2013 was 55,000,000 shares.

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

Employees

As of December 31, 2013, we had no employees, including management all work is done on a sub contract basis.   We have no agreements with any of our management/subcontractors for any services.  We consider our relations with our subcontractors to be good. Our only subcontractor at this time is Integrated Creative Investment Consulting Group.

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

The global market and economic conditions during the years 2008 through 2013 are unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

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

We operate our business through our future joint venture arrangement with Harbin Solar Energy Engineering Co., Ltd. The Company entered a cooperation agreement to form a joint venture with an unrelated foreign company on November 6, 2010. The agreement confirms their mutual intent to identify and work for certain projects together in the next 20 years.The agreement “merely creates a trading relationship” with our potential joint venture partner and lays out the intent of the partners for the terms of a joint venture. If there are disagreements between Harbin Solar Energy Engineering Co., Ltd. and us regarding the business and operations of the Joint Venture, we cannot provide any assurance that we will be able to resolve those disagreements in a manner that will be in our best interests. In addition, Harbin Solar Energy Engineering Co., Ltd. may (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our instructions, requests, policies or objectives; (iii) be unable or unwilling to fulfill its obligations; (iv) have financial difficulties; or (v) have disputes with us as to the scope of its responsibilities and obligations. Any of these and other factors may materially and adversely affect the performance of the Joint Venture, which may in turn materially and adversely affect our financial condition and results of operations.

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

(b)

Holders. As of December 31, 2013, there were 194 record holders of all of our issued and outstanding shares of Common Stock.

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

Results of Operations

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Revenue

Revenue was $0 and $0 for the years ended December 31, 2013 and 2012 respectively.

Operating Expenses

Operating expenses were $20,293 and $20,643 for the years ended December 31, 2013 and 2012, respectively.

Net Loss

Our net losses for the years ended December 31, 2013 and 2012 were $21,093 and $21,493 respectively.

Liquidity and Capital Resources

Years ended December 31, 2013 as compared to December 31, 2012

During the years ended December 31, 2013 and 2012, the Company recognized negative cash flows from operating activities of ($19,813) and ($18,822) respectively. As of December 31, 2013, the Company held cash and cash equivalents of $155 compared to cash of $155 as of December 31, 2012.

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

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of December 31, 2012 was carried out under the supervision and with the participation of our Chief Executive Officer who also performs the functions of the principal financial officer. Based upon that evaluation, the Chief Executive Officer (acting in that capacity and also as the Company’s principal financial officer) concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2013 (the end of the period covered by this annual report on Form 10-K).

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

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2013 together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

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

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary*	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
Jianping Kang, Chairman, Pres., Dir.	2012	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Li Qi, Sec., Dir.	2012	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Chunwei Zhou, CFO, Treas., Dir.	2012	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)

JIANPING KANG	Daly City, CA	35,500,000	64.5%
CHUNWEI ZHOU	Daly City, CA	-	-%
LI QI	Daly City, CA	-	-%
All Directors and Officers as a Group (3 persons)		35,500,000

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

(**) Percent of class is calculated on the basis of the number of common shares outstanding on December 31, 2013 (55,000,000) shares. The Company had 194 common shareholders as of December 31, 2013.

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Haitao Liu, Shuxia Wang and Haishuai Liu. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Sam Kan & Co.  & KLJ & Associates, LLP for professional services rendered for the audit of our annual financial statements on Forms 10-K or services that are normally provided in connection with statutory and regulatory filings were $8,500 for the fiscal year ended December 31, 2013 and $0 for 2012.

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

3.

Exhibits Incorporated by Reference or Filed with this Report.

•

Reports of Independent Registered Public Accounting Firms

•

Balance Sheets as of December 31, 2013 and 2012

•

Statements of Operations for the year ended December 31, 2013 and 2012

•

Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2013 and 2012

•

Statements of Cash Flows for the year ended December 31, 2013 and 2012

•

Notes to Financial Statements

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

US-TH ENERGY AND SCIENCE INT'L, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of US-TH Energy Science and Technology Int’l Inc.

We have audited the accompanying balance sheet of US-TH Energy Science and Technology Int’l Inc. (a development stage company) (the “Company”) as of  December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011and for cumulative period from August 6, 2010 (Inception) through December 31, 2013.. US-TH Energy Science and Technology Int’l Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit, the financial statements referred to above present fairly, in all material respects, the financial position of US-TH Energy Science and Technology Int’l Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and for the cumulative period from August 6, 2010 (Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company is in the development stage, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2013 and for the cumulative period August 6, 2010 (Inception) through December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
March 12, 2014

1660 South Highway 100

Suite 500

St . Louis Park, MN 55416

630.277.2330

US-TH ENERGY AND SCIENCE INT'L, INC.
(A Development Stage Company)
Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets
Cash	$155	$155
Total current assets	155	155

Total assets	$155	$155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,901	$3,621
Related party loans	21,171	1,358
Total current liabilities	26,072	4,979

Stockholders' deficit
Common stock, no par value; 250,000,000 shares authorized; 54,521,000 issued and outstanding	81,781	81,781
Accumulated deficit during development stage	(107,698)	(86,605)
Total stockholders' deficit	(25,917)	(4,824)

Total liabilities and stockholders' deficit	$155	$155

See accompanying notes to financial statements.

US-TH ENERGY AND SCIENCE INT'L, INC.
(A Development Stage Company)
Statements of Operations

	Year ended December 31,		Period from August 6, 2010 (Inception) to December 31, 2013
	2013	2012
Revenue	$-	$-	$-

Operating expenses
General and administrative	20,293	20,643	85,866
Total operating expenses	20,293	20,643	85,866

Loss from operations	(20,293)	(20,643)	(85,866)

Other expense
Interest expense	-	50	50
Total other expense	-	(50)	(50)

Income tax	(800)	(800)	(2,500)

Net loss	$(21,093)	$(21,493)	$(88,416)

Basic and diluted loss per common share	$-	$-

Weighted average shares outstanding	54,521,000	54,608,817

See accompanying notes to financial statements.

US-TH ENERGY AND SCIENCE INT'L, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, Inception on August 6, 2010	-	$-	$-	$-
Net Loss, Period ended December 31, 2010	-	-	(340)	(340)
Balance, December 31, 2010	-	-	(340)	(340)

Common stock issued for cash	55,000,000	82,500	-	82,500
Dividend	-	-	(19,232)	(19,232)
Net Loss, Year ended December 31, 2011	-	-	(45,540)	(45,540)
Balance, December 31, 2011	55,000,000	82,500	(65,112)	17,388

Cancellation of shares	(479,000)	(719)	-	(719)
Net Loss, Year ended December 31, 2012	-	-	(21,493)	(21,493)
Balance, December 31, 2012	54,521,000	$81,781	$(86,605)	$(4,824)

Net Loss, Year ended December 31, 2013	-	-	(21,093)	(21,093)
Balance, December 31, 2013	54,521,000	$81,781	$(107,698)	$(25,917)

See accompanying notes to financial statements.

US-TH ENERGY AND SCIENCE INT'L, INC.
(A Development Stage Company)
Statements of Cash Flows

	Year ended December 31,		Period from August 6, 2010 (Inception) to December 31, 2013
	2013	2012
Cash flows from operating activities
Net loss	$(21,093)	$(21,493)	$(88,466)
Changes in operating liabilities:
Accounts payable	1,280	2,671	4,901
Net cash used in operating activities	(19,813)	(18,822)	(83,565)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	19,813	1,358	21,171
Cancellation of common shares		(719)	(719)
Dividends	-	-	(19,232)
Proceeds from sale of stock	-	-	82,500
Net cash provided by financing activities	19,813	639	83,720

Net change in cash	-	(18,183)	155
Cash at beginning of period	155	18,338	-
Cash at end of period	$155	$155	$155

Supplemental cash flow information
Cash paid for interest	$-	$-	$100
Cash paid for income taxes	$1,700	$-	$-

See accompanying notes to financial statements.

US-TH ENERGY AND SCIENCE INT'L, INC.

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of US-TH Energy and Science Int'l, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development Stage Enterprises.”

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

US-TH ENERGY AND SCIENCE INT'L, INC.

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Capital Stock

The Company has authorized two hundred and fifty million (250,000,000) shares of common stock with no par value. Currently, there were -54,521,000 shares of common stock issued and outstanding as of December 31, 2013 and 2012.

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

US-TH ENERGY AND SCIENCE INT'L, INC.

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 2 – GOING CONCERN (CONTINUED)

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2013 or 2012 applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Changes in the net deferred tax assets consist of the following:

	2013	2012
Net operating loss carry forward	$21,093	$21,493
Valuation allowance	(21,093)	(21,493)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2013	2012
Tax at statutory rate (39%)	$7,382	$7,523
Increase in valuation allowance	(7,382)	(7,523)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

US-TH ENERGY AND SCIENCE INT'L, INC.

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

NOTE 4 – COMMON STOCK

During the year ended December 31, 2011, 55,000,000 shares of common stock were issued to various shareholders at $.0015 per share for total cash proceeds of $82,500. During 2012 479,000 shares were return and $719 was refund to the previous owners.

There were 54,521,000 shares issued and outstanding at December 31, 2013 and 2012.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

The Company received advances from related parties totaling $19,813 and $1,358 during the years ended December 31, 2013 and 2012. The advances from related parties are due on demand with no interest incurred.

NOTE 6 - JOINT VENTURE FOR POTENTIAL PROJECTS

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

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2013 through the date of this filing. No additional disclosure required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

Date: March 14, 2014
	By:	LI QI
LI QI, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2014

	By:	JIANPING KANG
JIANPING KANG, President, CEO