Form 10-Q
period 2014-03-31
US-TH ENERGY SCIENCE & TECHNOLOGY INT'L, INC.
filed 2014-10-30
CIK 1546958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on October 23, 2014 was 54,521,000 shares.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

Condensed Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited)	4
Condensed Statement of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	5
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	6
Notes to Unaudited Condensed Financial Statements	7

US-TH ENERGY SCIENCE AND TECHNOLOGY INT'L, INC.
Condensed Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current assets
Cash	$155	$155
Total current assets	155	155

Total assets	$155	$155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$5,292	$4,901
Related party loans	30,822	21,171
Total current liabilities	36,114	26,072

Stockholders' deficit
Common stock, no par value; 250,000,000 shares authorized; 54,521,000 issued and outstanding	81,781	81,781
Accumulated deficit	(117,740)	(107,698)
Total stockholders' deficit	(35,959)	(25,917)

Total liabilities and stockholders' deficit	$155	$155

See accompanying notes to unaudited condensed financial statements.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT'L, INC.
Condensed Statements of Operations (Unaudited)

	Three months ended March 31,
	2014	2013
Revenue	$—	$—

Operating expenses
General and administrative	10,042	1,225
Total operating expenses	10,042	1,225

Net loss	$(10,042)	$(1,225)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	54,521,000	54,521,000

See accompanying notes to unaudited condensed financial statements.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT'L, INC.
Condensed Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(10,042)	$(1,225)
Changes in operating liabilities:
Accounts payable	391	(175)
Net cash used in operating activities	(9,651)	(1,400)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from related party loans	9,651	1,400
Net cash provided by financing activities	9,651	1,400

Net change in cash	—	—
Cash at beginning of period	155	155
Cash at end of period	$155	$155

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed financial statements.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows March 31, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 financial statements. The results of operations for the periods ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments

US-TH ENERGY AND SCIENCE INT’L, INC.

Notes to Unaudited Financial Statements

March 31, 2014

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS – (CONTINUED)

eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended March 31, 2014, the Company received loans totaling $9,651 from related parties. These loans are non-interest bearing, due on demand and as such are included in current liabilities. The balance was $30,822 and $21,171 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 5 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

•	our ability to diversify our operations;
•	inability to raise additional financing for working capital;
•	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;
•	our ability to attract key personnel;
•	our ability to operate profitably;
•	our ability to generate sufficient funds to operate the US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC. operations, upon completion of our acquisition;
•	deterioration in general of regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	the inability of management to effectively implement our strategies and business plan;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures;
•	other risks and uncertainties detailed in this report;

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of March 31, 2014 the Company had an accumulated deficit of $117,740. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2014, we generated revenue of $0. During the three months ended March 31, 2013, we generated revenue of $0.

Operating expenses during the three months ended March 31, 2014 were $10,042 all of which consisted of general and administrative expenses. In comparison, operating expenses for the period ended March 31, 2013 were $1,225 all of which consisted of general and administrative expenses.

We have not been profitable from our inception in 2010 through March 31, 2014, and our accumulated deficit amounts to $117,740. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of March 31, 2014, we had $155 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2014 and the period ending March 31, 2013:

	Three Months Ended March 31, 2014	Period Ended March 31, 2013
Net cash used in operating activities	$(9,651)	$(1,400)
Net cash used in investing activities	—	—
Net cash provided by financing activities	9651	1,400
Net increase (decrease) in Cash	—	—
Cash, beginning	155	155
Cash, ending	$155	$155

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

Operating activities

Net cash used in operating activities was $9,651 for the period ended March 31, 2014, as compared to $1,400 used in operating activities for the period ended March 31, 2013. The increase in net cash used in operating activities was primarily due to an increase in accounting fees.

Investing activities

Net cash used in investing activities was $0 for the period ended March 31, 2014, as compared to $0 used in investing activities for the same period in 2013.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2014 was $9,651 as compared to $1,400 for the same period of 2013. The increase of net cash provided by financing activities was mainly attributable to an increase in related party loans that resulted in more cash than the precious period.

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

Item 1A. Risk Factors

The risk factors listed in our 2013 Form 10-K on pages 5 to 10, filed with the Securities Exchange Commission on March 17, 2014, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

Date: October 23, 2014	By:
JIANPING KANG
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)