Form 10-Q
period 2014-06-30
US-TH ENERGY SCIENCE & TECHNOLOGY INT'L, INC.
filed 2014-10-31
CIK 1546958

`UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [ ] No [x]

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2014 was 54,521,000 shares.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

UNAUDITED FINANCIAL STATEMENTS

June 30, 2014

Condensed Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited)	4
Condensed Statement of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)	5
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (Unaudited)	6
Notes to Unaudited Condensed Financial Statements	7

US-TH ENERGY SCIENCE AND TECHNOLOGY INT'L, INC.
Condensed Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets
Cash	$155	$155
Total current assets	155	155

Total assets	$155	$155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,839	$4,901
Related party loans	32,822	21,171
Total current liabilities	36,661	26,072

Stockholders' deficit
Common stock, no par value; 250,000,000 shares authorized; 54,521,000 issued and outstanding	81,781	81,781
Accumulated deficit	(118,287)	(107,698)
Total stockholders' deficit	(36,506)	(25,917)

Total liabilities and stockholders' deficit	$155	$155

See accompanying notes to unaudited condensed financial statements.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT'L, INC.
Condensed Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—

Operating expenses
General and administrative	547	1,403	10,589	2,628
Total operating expenses	547	1,403	10,589	2,628

Net loss	$(547)	$(1,403)	$(10,589)	$(2,628)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	54,521,000	54,521,000	54,521,000	54,521,000

See accompanying notes to unaudited condensed financial statements.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT'L, INC.
Condensed Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(10,589)	$(2,628)
Changes in operating liabilities:
Accounts payable	(1,062)	(2,121)
Net cash used in operating activities	(11,651)	(4,749)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from related party loans	11,651	4,749
Net cash provided by financing activities	11,651	4,749

Net change in cash	—	—
Cash at beginning of period	155	155
Cash at end of period	$155	$155

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed financial statements.

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows June 30, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 financial statements. The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

During the period ended June 30, 2014, the Company received loans totaling $11,651 from related parties. These loans are non-interest bearing, due on demand and as such are included in current liabilities. The balance was $32,822 and $21,171 as of June 30, 2014 and December 31, 2013, respectively.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2014 the Company had an accumulated deficit of $118,287. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2014, we generated revenue of $0. During the three months ended June 30, 2013, we generated revenue of $0.

Operating expenses during the three months ended June 30, 2014 were $547 all of which consisted of general and administrative expenses. In comparison, operating expenses for the period ended June 30, 2013 were $1,403 all of which consisted of general and administrative expenses.

Operating expenses during the six months ended June 30, 2014 were $10,589 all of which consisted of general and administrative expenses. In comparison, operating expenses for the six months ended June 30, 2013 were $2,628 all of which consisted of general and administrative expenses.

We have not been profitable from our inception in 2010 through June 30, 2014, and our accumulated deficit amounts to $118,287. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2014, we had $155 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended June 30, 2014 and the period ending June 30, 2013:

	Six Months Ended June 30, 2013	Six Month Ended June 30, 2012
Net cash used in operating activities	$(11,651)	$(4,749)
Net cash used in investing activities	—	—
Net cash provided by financing activities	11,651	4,749
Net increase (decrease) in Cash	—	—
Cash, beginning	155	155
Cash, ending	$155	$155

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

Operating activities

Net cash used in operating activities was $11,651 for the period ended June 30, 2014, as compared to $4,749 used in operating activities for the period ended June 30, 2013. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended June 30, 2014, as compared to $0 used in investing activities for the same period in 2013.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2014 was $11,651 as compared to $4,749 for the same period of 2013. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2014.

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

US-TH ENERGY SCIENCE AND TECHNOLOGY INT’L, INC.

Date: October 27, 2014	By:	/s/ Jianping Kang
JIANPING KANG
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)